Form 10-Q
period 2009-03-31
Nutra Biopharma Corp.
filed 2010-03-03
CIK 1461583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

NUTRA BIOPHARMA CORP.

(Name of small business issuer specified in its charter)

Nevada	30-0496950
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9, Via Del Garda
Henderson, NV	89011
(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes    X      No  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes               No  _  X__

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.

See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company X

As of March 31, 2009, the issuer had  20,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ___     No   _X__

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Report on form 10, as amended, previously filed with the Commission.

Nutra Biopharma corp.
(A Development Stage Company)
Balance Sheet

March 31, 2009
ASSETS

Cash	$ -

TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Liabilities
Due to related parties	15,000
Total Liabilities	15,000

Stockholders' Equity (Deficit)
Common stock, $.001 par value,
100,000,000 shares authorized, 20,000 shares issued and outstanding	20
Paid in capital	--
Deficit accumulated during development stage	(15,020)
Total Stockholders Equity (Deficit)	15,000)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ -

See Accompanying Notes to Financial Statements

Nutra Biopharma Corp. A development stage company Statement of Operations

	For the three months ended March 31, 2009	From June 27, 2008 (Inception) to March 31, 2009

Income	$ -	$ -

Operating expenses
General and administrative	-	20
Legal and accounting	10,000	15,000
Total expenses	10,000	15,020

Ordinary income (loss)	(10,000)	(15,020)

Interest Income (expense)	--	--
Net income (loss)	$ 10,000)	$ (15,020)

Loss per share	$ (0.50)	$ (0.75)

Weighted average common shares	20,000	20,000

See Accompanying Notes to Financial Statements

Nutra Biopharma Corp.
(A development Stage Company)
Statement of Cash Flows

	For the three months ended March 31, 2009	From June 27, 2008 (Inception) to March 31, 2009

Net Loss	$ (10,000)	$ (15,020)

Total cash used in operations

Cash from financing activities

Loans from related parties	10,000	15,020

Total cash from financing activities	10,000	15,020

INCREASE (DECREASE) IN CASH	-	-

BEGINNING CASH	-	-

ENDING CASH	$ -	$ -

See notes to financial statements

Nutra Biopharma Corp.

Notes to Financial Statements

March 31, 2009

NOTE 1:   HISTORY OF OPERATIONS

Nutra Biopharma Corp. was incorporated on July 8, 2008 in the State of Nevada.  The Company has a plan of operations to market wound healing products.  The Company is a development stage company and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies.  The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from July 8, 2008 (date of inception) to March 31, 2009.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any revenue during the period July 8, 2008 (inception) through March 31, 2009 and has funded its operations primarily through the issuance of equity and advances from shareholders. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

The Company may not be able to obtain additional funds that it may require.  The Company does not presently have adequate cash from operations or financing activities to meet its long-term needs.  The Company does not currently have any established third-party bank credit arrangements.  If the additional funds that the Company may require are not available to it, the Company may be required to curtail significantly or eliminate some or all of its development, sales and marketing programs.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company, as described above, is in the business of the marketing of wound healing products. There can be no assurance that the Company will be successful in its endeavor.

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock Based Compensation

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

Income Taxes

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

New Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157  to require, among other things, disclosures in interim periods of the inputs and valuation  techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is evaluating the impact that the adoption of this standard will have on the Company's results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2).  This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an  entity (1) intends to sell the security, (2) more likely than not will be  required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of  initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company is evaluating the impact that the adoption of this standard will have on the Company's results of operations and financial condition.

 In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” ("SFAS 165"), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date  but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company will adopt this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement No. 140” ("SFAS 166"), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("SFAS 167"), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Heirarchy of Generally Accepted Accounting Principals – A Replacement of FASB Statement No. 162” ("SFAS 168"). This Standard establishes the FASB Accounting Standards Codification™ (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP,  but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009.

NOTE 4:  RELATED PARTY TRANSACTIONS

During the period July 8, 2008 (inception) through March 31, 2009 shareholders paid $15,000 on the Company’s behalf for legal and accounting fees.  This was a loan to the company and an interest free note payable for this payment is due to the shareholders upon receipt of funds from a stock offering or other fundraising.

NOTE 5:  SUBSEQUENT EVENTS

In April 2009 20,000 shares of common stock were sold to investors pursuant to the Company’s Regulation D, Rule 504 small corporate offering.

On October 1, 2009, 400,000 shares of common stock were issued to officer and director Zirk Engelbrecht, in exchange for our proprietary wound healing formula, pursuant to Section 4(2) of the Securities Act of 1933.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Report on Form 10 for the period ended December 31, 2008, as amended, filed with the Securities and Exchange Commission.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” in Part II Item 1a. and those included elsewhere in this filing.  For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Plan of Operations

There is no comparative financial information available for the comparative periods of 2008, due to the fact the company was organized in July 2008 and has not yet commenced operations.  Our plan of operations is to develop, after obtaining appropriate patent or device protection, products from the compound in which all of the indications have so far appear to have improved following the use of WOUND HEALER, while continuing our research and development into possible further uses, as well as the basic chemistry, mechanism of action and effects at both the cellular and molecular level of the compound.  We are seeking to fully develop the applications for which we have conclusive evidence that the compound works, some of which could have a short development period, since the WOUND HEALER appears to have been safe and improved conditions, and no side effects have been noted either when applied topically or taken internally.  By extrapolation, we expect that this compound will work on animal wound healing, for horses and other livestock, and, since development in that area is faster, we may decide to develop some of these product candidates to generate some of the income needed to fuel our human research.  However, our research and development for the human applications will take precedence.  We also have the option to fully explore and develop the use of the compound as an animal feed additive.

The first product candidate we plan to develop is WOUND HEALER for topical use in the acceleration of the healing of simple and complex flesh wounds.  We anticipate research and development of this product to cost approximately $50,000 over the course of the next fiscal year, and the research and development is simply defined as what delivery medium to use for the application of the product.  All of these costs will be applied toward the topical WOUND HEALER product.

We also expect to hire additional personnel as our operations grow, such as a Chief Medical Officer, marketing personnel and additional clerical and accounting personnel at a cost of approximately $200,000 per year.  For now, all of our research and development has been contracted with third parties, but in the future, if our product candidates turn out to be viable, we anticipate hiring in house laboratory personnel.  We do not anticipate the acquisition of any material plant or equipment in the next 12 months.  Nutra Biopharma is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that Nutra Biopharma will be successful in raising the capital it requires through the sale of its common stock.

During the next twelve months, we plan to satisfy our cash requirements by additional funding from our principals, on which we have survived since our inception.  However, we may be unsuccessful in raising additional equity financing, and, thus, be able to satisfy our cash requirements.

Our plan of operations anticipates reaching the following milestones in order to accomplish our business plan:

1.

Raise capital for the development of WOUND HEALER as a topical wound healing treatment.  This is the first milestone of our business plan and is expected to take approximately two months.

2.

Hire appropriate contract laboratory labor to finalize the first wound healing product.  This is the second milestone of our business plan and is expected to take approximately six months at a cost of approximately $50,000.

3.

Apply to the FDA for approval of the use of WOUND HEALER as a topical wound healing treatment as a medical device.  This is the third milestone of our business plan and is expected to take approximately six months and cost approximately $30,000.  The company will hire a professional to complete the application process;

4.

Upon approval of the WOUND HEALER as a medical device, the company will attempt to raise $1 million in capital for the marketing of WOUND HEALER.  If approval as a medical device is not received, then the company will begin clinical trials for the approval of WOUND HEALER as a pharmaceutical.  If this step is necessary, it is expected to take several years at a cost of a minimum of $1 million per year.  The company will use contract labor for this process.

All of the above milestones require the raising of capital from private equity or debt offerings, or the further financial contributions of our principals.

We will need a minimum of $50,000 to satisfy our cash requirements for the next twelve months.  We will not be able to operate if it we do not obtain equity financing through private offerings, or contributions from our principals.  If no offerings are made, we expect to continue to satisfy our cash requirements by contributions from our principals, which we expect will continue to contribute for the next twelve months.   We depend upon capital to be derived from future financing activities such as subsequent offerings of our stock.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the financial statements for the period ended March 31, 2009, included in this Form 10Q.

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Stock Based Compensation

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended March 31, 2009.

Income Taxes

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

In February 1997, the FAB issued SFAS No. 128, “Earnings per Share.” SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended March 31, 2009, the Company had no revenue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets will be valued at fair value as determined in good faith by or under the direction of the Board of Directors, which will be based on our geologic reports.  Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s assets, general market conditions and supply and demand.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, employment and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our contracts, trademarks, trade secrets and our intellectual property rights generally.  At the present time, the Company is not the subject of any lawsuits or claims.

Item 1A.  Risk Factors

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We may not obtain approval for our product candidates

We may not obtain approval for any of our product candidates, whether as a medical device, pharmaceutical, GRAS substance or food additive.  If we do not obtain any such approval we will not be able to perform our business plan.

We are a relatively young company with no operating history

Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our product candidates, the level of our competition, our ability to attract and maintain key management and employees, successful product development and resting, and regulatory approval. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We expect to incur net losses in future quarters.

We currently have no revenues at all.  If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We do not have any commercially available products, have not obtained FDA approval for any of our product candidates and do not expect to have commercially available products in the near future. Even if we are able to generate revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We will require additional funds to operate in accordance with our business plan.

We may not be able to obtain additional funds that we may require. At the present time we have no cash which to satisfy our capital needs or financing activities to meet our short term and long-term needs.  If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget.  If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting product candidates.

 We are highly dependent on Stephen Boyd, our President and CEO. The loss of Mr. Boyd, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are largely dependent on Stephen Boyd, our President and CEO, for specific proprietary technical knowledge and the Company market knowledge. Our ability to successfully market and distribute our product candidates may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Boyd. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.  We do not have an employment agreement with Mr. Boyd and do not have key man insurance on him.

There is currently no market for our common stock and one may never develop.  Therefore, investor’s holdings in our common stock may be illiquid.

While we do intend to file a Form 211 through a market maker with FINRA to establish a quote for our common stock on the over-the-counter bulletin board, there is no assurance that the bulletin board or any other quotation medium will quote our common stock, or that a market will ever develop.  If a market never develops for our common stock, it may be difficult or even impossible for investors to sell their common stock.  If Mr. Boyd decides to sell his stock, he may not be able to do so unless it is registered under the Securities Act of 1933 or if the Rule 144 safe harbor is available to him.

Our officers and directors own all of our common stock.

Accordingly, they will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

There is Substantial Doubt About Our Ability to Continue as a Going Concern, which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2008 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There is no market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock.  If a trading market does ever develop, our common stock is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by Nutra Biopharma Corp. within the past three years and were not registered under the Securities Act:

In July 2008, 20,000 shares of common stock were issued to officer and director Stephen Boyd, pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2010	NUTRA BIOPHARMA CORP.

By: Zirk Engelbrecht Zirk Engelbrecht Chief Financial Officer and Director