Form 10-Q
period 2009-06-30
Nutra Biopharma Corp.
filed 2010-03-03
CIK 1461583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

NUTRA BIOPHNARMA CORP.

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

As of June 30, 2009, the issuer had  40,000 shares of common stock outstanding.

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

Nutra Biopharma corp.
(A Development Stage Company)
Balance Sheet

June 30, 2009
ASSETS

Cash	$ -

TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Liabilities
Due to related parties	2,000
Total Liabilities	2,000

Stockholders' Equity (Deficit)
Common stock, $.001 par value,
100,000,000 shares authorized, 40,000 shares issued and outstanding	40
Paid in capital	19,980
Deficit accumulated during development stage	(22,020)
Total Stockholders Equity (Deficit)	(2,000)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ -

See Accompanying Notes to Financial Statements

Nutra BbioPharma Corp
(An Development Stage Company)
Statement of Operations

	For the three months ended June 30, 2009	For the six months ended June 30, 2009	From July 8, 2008 (Inception) to June 30, 2009

Income	$ -	$ -	$ -

Operating expenses
General and administrative	-	-	20
Legal and accounting	7,000	17,000	22,000
Total expenses	7,000	17,000	22,020

Ordinary income (loss)	(7,000)	(17,000)	(22,020)

Interest Income (expense)	--	--	--
Net income (loss)	$ (7,000)	$ (17,000)	$ (22,020)

Loss per share	$ (0.21)	$ (0.63)	$ (0.94)

Weighted average common shares	33,626	26,851	23,464

See notes to financial statements

Nutra BioPharma Corp
(An Development Stage Company)
Statement of Cash Flows

	For the three months ended June 30, 2009	For the six months ended June 30, 2009	From July 8, 2008 (Inception) to June 30, 2009

Net Loss	$ (7,000)	$ (17,000)	$ (22,020)

Total cash used in operations

Cash from financing activities

Loans from related parties	(13,000)	(3,000)	(2,020)
Common Stock Sales	20,000	20,000	20,000

Total cash from financing activities	7,000	17,000	22,020

INCREASE (DECREASE) IN CASH	-	-	-

BEGINNING CASH	-	-	-

ENDING CASH	$ -	$ -	$ -

See notes to financial statements

Nutra Biopharma Corp.

(A development stage company)

Notes to Financial Statements

For the period July 8, 2008 (Inception) to June 30, 2009

NOTE 1:   HISTORY OF OPERATIONS

Nutra Biopharma Corp. was incorporated on July 8, 2008 in the State of Nevada.  The Company has a plan of operations to market wound healing products.  The Company is a development stage company and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies.  The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from July 8, 2008 (date of inception) to June 30, 2009.

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

NOTE 2:   CONTINUED EXISTENCE

The Company has not generated any revenue during the period July 8, 2008 (inception) through June 30, 2009 and has funded its operations primarily through the issuance of equity and advances from shareholders. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” ("SFAS 165"), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date  but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.  The Company has looked at subsequent events through the date of this report and has included all subsequent events in Note 5 – Subsequent Events.

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

NOTE 4:  RELATED PARTY TRANSACTIONS

During the period July 8, 2008 (inception) through June 30, 2009 shareholders paid $17,000 on the Company’s behalf for legal and accounting fees.  This was a loan to the company and an interest free note payable for this payment is due to the shareholders upon receipt of funds from a stock offering or other fundraising.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the financial statements for the period ended June 30, 2009, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended June 30, 2009.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended June 30, 2009, the Company had no revenue.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Reports on Form 8-K:

Reports on Form 8-K are as follows:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2010	NUTRA BIOPHARMA CORP.

By: Zirk Engelbrecht Zirk Engelbrecht Chief Financial Officer and Director